Form 10QSB
period 1998-07-31
HDF INC
filed 1998-10-26
CIK 1063261

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended: July 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________to______________

                         Commission file number 0-21025

                                    HDF, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                     84-1455320
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1050 17th Street, Suite 1700, Denver, Colorado
                 ----------------------------------------------
                 80265 (Address of principal executive offices)

                                 (303) 292-3883
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

As of July 31, 1998, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No  X

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by HDF, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1998, included in the Company's Form 10-SB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations

     During the period from April 21, 1997 (inception) through July 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Exchange Act and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders. Consequently, the Company's balance sheet for the period of April 21, 1997 (inception) through July 31, 1998, reflects current assets of $501 in the form of cash, and total assets of $501.

     The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

     The Company believes that its existing capital will be insufficient to meet the Company's cash needs for the next 12 months or to complete a business transaction. The sole executive officer and director of the Company has advised that he will pay certain costs and expenses of the Company from his personal funds as interest free loans. There has been no specific agreement upon a dollar cap of any such loans. Further, the Company's sole executive officer and director recognizes that the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate and has agreed that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction. If the prospective merger or acquisition candidate has insufficient capital with which to repay any such loans or advances, or does not want to use its capital to repay any such loans or advances, the Company's sole executive officer and director may be required to convert such loans or advances into stock. The Company's sole executive officer and director may under such circumstances agree to convert any such advances or loans into stock in whole or in part rather than being repaid by the acquisition candidate. Further, the Company's sole executive officer and director may desire to convert such advances or loans into stock, even if the prospective merger or acquisition candidate is willing to repay such loans or advances, in which case the equity ownership of other shareholders would be diluted. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.



                                    HDF, INC.
                                    ---------
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET



                                     ASSETS
                                                                 July 31,   April 30,
                                                                   1998       1998
                                                                   ----       ----
CURRENT ASSETS                                                  (unaudited) (audited)
  Cash                                                            $   501    $ 1,252
  Stock subscription receivable                                      --          250
                                                                  -------    -------
  Total current assets                                                501      1,502
                                                                  -------    -------
  Total assets                                                    $   501    $ 1,502
                                                                  =======    =======


                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable,                                               $   168    $     0
  Due to Officer                                                     --         --
                                                                  -------    -------

  Total current liabilities                                           168       --
                                                                  -------    -------

Shareholders Equity:
  Preferred  stock, no par value, 10,000,000 shares authorized,      --         --
  Common stock, no par value, 20,000,000 shares
     authorized 3,000,000 shares issued and outstanding
     at July 31, 1998 and April 30, 1998                            3,000      3,000
  Additional paid-in capital                                         --         --
  Accumulated deficit during development stage                     (2,667)    (1,498)
                                                                  -------    -------

  Total stockholders equity (deficit)                                (333)    (1,502)
                                                                  -------    -------

  Total liabilities and shareholders equity                       $   501    $ 1,502
                                                                  =======    =======




                                    HDF, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                       For the Quarter ended July 31, 1998
     And for the Period from Inception (February 10, 1992) to July 31, 1998


                                                   Three months     Period From
                                                       ended        inception to
                                                     July 31,       to July 31,
                                                       1998             1998
                                                       ----             ----
                                                    (unaudited)     (unaudited)

Operating Revenue                                   $      --       $      --
                                                    -----------     -----------

Costs And Expenses:
  Operating expense                                       1,178           2,678
         Total operating expenses                         1,178           2,678
                                                    -----------     -----------
         Loss from operations                            (1,178)         (2,678)
                                                                    -----------
Other income (expense):
  Interest income                                             9              11
                                                    -----------     -----------
         Net loss before income taxes                    (1,169)         (2,667)
Provision for income taxes                                 --              --
                                                    -----------     -----------
         Net loss before extraordinary item              (1,169)         (2,667)

Extraordinary items                                 $      --       $      --
                                                    -----------     -----------

  Net income (loss) per                             ($    1,169)    ($    2,667)
                                                    ===========     ===========
  Net income (loss) common share                    $      --       $       .01
                                                    ===========     ===========

  Weighted average number of shares
  outstanding                                         3,000,000       3,000,000
                                                    ===========     ===========


                                       HDF, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                       For the Three months ended July 31, 1998
          And for the Period From Inception (April 21, 1997) to July 31, 1998

                                                             Three months  For the period
                                                                ended      (Inception) to
                                                               July 31,      to July 31,
                                                                 1998           1998
                                                                 ----           ----
                                                              (unaudited)    (unaudited)
Cash flows from operating activities
  Net income (loss)                                             $(1,169)      $(2,667)
  Change in assets and liabilities:
       Services provided for stock subscriptions                                1,500
       Increase (decrease) in accounts payable                      250           250
       Increase (decrease) in payable to officer                   (168)          168
                                                                -------       -------

                  Net cash used by operating activities            (751)         (749)
                                                                -------       -------

Cash flows from investing activities:
       Organization costs incurred                                 --            --
                                                                -------       -------

Cash flows from financing activities:
  Proceeds received from issuance of stock                         --           1,250

                  Net cash provided by financing activities        --           1,250
                                                                -------       -------

                  Net increase in cash                          $  (751)      $   501
                                                                =======       =======

Cash beginning of period                                          1,252          --

Cash end of period                                              $   501       $   501
                                                                =======       =======






                                                    HDF, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF SHAREHOLDERS' DEFICIT
                                         For the Quarter ending July 31,
                                          1998 and for the Period from
                                          inception (April 21, 1997) to
                                                  July 31, 1998
                                                   (unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                                                       During the
                                                                       $.001 Par       Development
                                                      Shares             Value            Stage             Total
                                                      ------             -----            -----             -----
Issuance of common stock to officers
   and directors for cash at $.001 per share,        1,500,000        $   1,500         $    --           $   1,500
Issuance of commons tock for cash,
   March, 1998                                       1,250,000            1,250                               1,250
   Apri, 1998                                          250,000              250                                 250
Net loss for the period ended
   April 30, 1998                                                                          (1,498)           (1,498)
                                                     ---------        ---------         ---------         ---------
Balance at April 30, 1998                            3,000,000            3,000            (1,498)            1,502

Net loss for the period ended July 31, 1998               --               --              (1,169)           (1,169)
                                                     ---------        ---------         ---------         ---------
Balance at July 31, 1998                             3,000,000        $   3,000         $  (2,667)        $    (333)
                                                     =========        =========         =========         =========







                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HDF, INC.


Date: October 20, 1998                      /s/ Henry F. Schlueter
                                            ------------------------------------
                                            Henry F. Schlueter, President,
                                            Secretary, Treasurer and Director