Form 10QSB
period 1998-10-31
HDF INC
filed 1999-08-11
CIK 1063261

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended: October 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

                         Commission file number 0-21025

                                    HDF, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                   84-1455320
              --------                                   ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

              1050 17th Street, Suite 1700, Denver, Colorado 80265
              ----------------------------------------------------
                    (Address of principal executive offices)

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

                                  Yes___ No_X_

As of October 31, 1998, 3,000,000 shares of common stock were outstanding.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations

     Plan of Operation. HDF, Inc. (the "Company") was organized under the laws of the State of Colorado to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

     The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders in fiscal 1997. Consequently, the Company's balance reflects current assets of $475 in the form of cash, total assets of $475 and current liabilities of $1,434.

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

Year 2000 Issues

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect many computers and other devices that contain imbedded computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

The foregoing is a AYear 2000 Readiness Disclosure@ within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                                   HDF, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                October 31, 1998
                                    Unaudited

                                     Assets
Current assets:
  Cash                                                           $475
                                                                 ----
    Total current assets                                                    $475

                                                                            $475
                                                                            ====

              Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable, trade                                       $1,434
    Total current liabilities                                             $1,434

Stockholder's equity:
  Preferred stock; 10,000 shares authorized; $0.001 par value; none issued or outstanding

  Common stock, 20,000,000 shares authorized, $0.001 par
  value; 3,000,000 shares issued and outstanding                 3,000

  Deficit accumulated during development stage                 (3,959)
                                                               ------
    Total shareholders' deficit                                            (959)
                                                                           ----
                                                                           $475
                                                                           ====








               See accompanying notes to these financial statement


                                                      HDF, Inc.
                                           (A Development Stage Compny)
                                             Statements of Operations
                                         For the peiods ending October 31,
                                                    (Unaudited)



                                                                                                             Inception
                                                                                                             (April 21,
                                                                                                               1997)
                                              Three Months  Ended                Six Months Ended             Through
                                              1998            1997            1998             1997             1998
                                              ----            ----            ----             ----             ----
Costs and expenses:
  General and administrative              $     1,296      $         0     $     2,474      $     1,500      $     3,974

Loss from operations                           (1,296)               0          (2,474)          (1,500)          (3,974)
                                          ===========      ===========     ===========      ===========      ===========

Interest income                                     4                0              13                2               15
                                          ===========      ===========     ===========      ===========      ===========

Net (Loss)                                     (1,292)               0          (2,461)          (1,498)          (3,959)
                                          ===========      ===========     ===========      ===========      ===========

Net (Loss) per share                      ($     0.00)     $      0.00     ($     0.00)     ($     0.00)     ($     0.00)
                                          ===========      ===========     ===========      ===========      ===========

Weighted average shares outstanding         3,000,000        3,000,000       3,000,000        3,000,000        3,000,000
                                          ===========      ===========     ===========      ===========      ===========







                                     See accompanying notes to these financial statement




                                                     HDF, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                         For the Periods Ending October 31
                                                    (Unaudited)


                                                                                               Inception
                                                                                               (April 21,
                                                               Six Months Ending                  1997)
                                                                                                Through
                                                           1998                1997               1998
                                                           ----                ----               ----

Cash flows from operating activities:
  Net income (loss)                                      ($2,461)            ($1,498)            ($3,959)
    Adjustments to reconcile net income to
    net cash provided by operating activities

  Services provided for common stock                                           1,500               1,500

Net cash provided by (used in) operationg
   activities                                             (2,461)                  2              (2,459)

Changes in assets and liabilites:
  Increase (decrease) in accounts payable
  and accrued expenses                                     1,434                   0               1,434
                                                         -------             -------             -------
       Total adjustments                                   1,434                   0               1,434
Net cash (used in) operating activities                   (1,027)                  2              (1,025)

Cash flows from financing activities:
  Proceeds from sale of common stock                         250                                   1,500
                                                         -------                                 -------
Net cash (used in) investing activities                      250                   0               1,500

Increase (decrease) in cash                                 (777)                  2                 475

Cash and cash equivalents, beginning of
the period                                                 1,252               1,250                   0


Cash and cash equivalents, end of the period             $   475             $ 1,252             $   475
                                                         =======             =======             =======








                                See accompanying notes to these financial statement




                                    HDF, Inc
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.Basis of Presentation
In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at October 31, 1998 and the results of operations for the three month period and six month periods ended October 31, 1998 and 1997 and the statement of cash flows for the six months ended October 31, 1998 and 1997 and the statements of operations and cash flows cumulative since inception to October 31, 1998. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended April 30, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

                                       HDF, INC.


Date: August 10, 1999                  /s/ Henry F. Schlueter
                                       -----------------------------------------
                                       Henry F. Schlueter, President, Secretary,
                                       Treasurer and Director