Form 10QSB
period 1999-01-31
HDF INC
filed 1999-08-11
CIK 1063261

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended: January 31, 1999

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_

As of January 31, 1999, 3,000,000 shares of common stock were outstanding.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders in fiscal 1997. Consequently, the Company's balance reflects current assets of $448 in the form of cash, total assets of $448 and current liabilities of $1,434.

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

The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                                   HDF, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                January 31, 1999
                                    Unaudited

                                     Assets
Current assets:
  Cash                                                        $448
                                                              ----
    Total current assets                                                 $448

                                                                         $448
                                                                         ====

              Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable, trade                                    $1,434
    Total current liabilities                                          $1,434

Stockholder's equity:
  Preferred stock; 10,000 shares authorized; $0.001 par value; none issued or outstanding

  Common stock, 20,000,000 shares authorized, $0.001 par
  value; 3,000,000 shares issued and outstanding              3,000

  Deficit accumulated during development stage              (3,986)
                                                            ------
    Total shareholders' deficit                                         (986)
                                                                        ----
                                                                        $448
                                                                        ====


               See accompanying notes to these financial statement


                                                               HDF, Inc.
                                                  (A Development Stage Compny)
                                                     Statements of Operations
                                                 For the peiods ending January 31,
                                                            (Unaudited)


                                                                                                                Inception
                                                                                                               (April 21,
                                                                                                                 1997)
                                               Three Months  Ended               Nine Months Ended              Through
                                              1999             1998            1999             1998              1999
                                              ----             ----            ----             ----              ----
Costs and expenses:
  General and administrative               $        30      $         0     $     2,505      $     1,500      $     4,005

Loss from operations                               (30)               0          (2,505)          (1,500)          (4,005)
                                           ===========      ===========     ===========      ===========      ===========

Interest income                                      4                0              17                2               19
                                           ===========      ===========     ===========      ===========      ===========

Net (Loss)                                         (26)               0          (2,488)          (1,498)          (3,986)
                                           ===========      ===========     ===========      ===========      ===========

Net (Loss) per share                       ($     0.00)     $      0.00     ($     0.00)     ($     0.00)     ($     0.00)
                                           ===========      ===========     ===========      ===========      ===========

Weighted average shares outstanding          3,000,000        3,000,000       3,000,000        3,000,000        3,000,000
                                           ===========      ===========     ===========      ===========      ===========






                                See accompanying notes to these financial statement





                                                      HDF, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                         For the Periods Ending January 31
                                                    (Unaudited)

                                                                                                    Inception
                                                                                                   (April 21,
                                                                  Nine Months Ending                  1997)
                                                                                                      Through
                                                               1999                1998                1999
                                                               ----                ----                ----
Cash flows from operating activities:
  Net income (loss)                                           ($2,488)            ($1,498)            ($3,986)
    Adjustments to reconcile net income to
    net cash provided by operating activities

  Services provided for common stock                                                1,500               1,500

Net cash provided by (used in) operationg
   activities                                                  (2,488)                  2              (2,486)

Changes in assets and liabilites:
  Increase (decrease) in accounts payable
  and accrued expenses                                          1,434                   0               1,434
                                                              -------             -------             -------
       Total adjustments                                        1,434                   0               1,434
Net cash (used in) operating activities                        (1,054)                  2              (1,052)

Cash flows from financing activities:
  Proceeds from sale of common stock                              250                                   1,500
                                                              -------                                 -------
Net cash (used in) investing activities                           250                   0               1,500

Increase (decrease) in cash                                      (804)                  2                 448

Cash and cash equivalents, beginning of
the period                                                      1,252               1,250                   0
                                                                                                      -------

Cash and cash equivalents, end of the period                  $   448             $ 1,252             $   448
                                                              =======             =======             =======











                                See accompanying notes to these financial statement




                                    HDF, Inc
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.Basis of Presentation
In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at January 31, 1999 and the results of operations for the three month period and nine month periods ended January 31, 1999 and 1998 and the statement of cash flows for the nine months ended January 31, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to January 31, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended April 30, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

                                  HDF, INC.


Date: August 10, 1999             /s/ Henry F. Schlueter
                                  ----------------------------------------------
                                  Henry F. Schlueter, President, Secretary,
                                  Treasurer and Director