Form 10KSB
period 1999-04-30
HDF INC
filed 1999-08-16
CIK 1063261

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year ended: April 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

        For the  transition  period from  ________ to ________

                         Commission file number: 0-24401

                                    HDF, Inc
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                     84-1455320
            --------                                     ----------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Oranization)

                             1050 Seventeenth Street
                                   Suite 1700
                             Denver, Colorado 80265
                             ----------------------
                    (Address of principal executive offices)

Issuer's telephone number (303) 292-3883

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ____ No X

State issuer's revenue for its most recent fiscal year: $-0-

The aggregate market value of the issuer's voting stock held as of April 30,1998, by nonaffiliates of the issuer was $-0-.

As of April 30, 1999, issuer had 3,000,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes No X

                                TABLE OF CONTENTS

PART I

   Item  1.  Description of Business
   Item  2.  Description of Property
   Item  3.  Legal Proceedings
   Item  4.  Submission of Matters to a Vote of Security Holders


PART II

   Item  5.  Market for Common Equity
             and Related Stockholder Matters
   Item  6.  Management's Discussion and Analysis
             or Plan of Operation
   Item  7.  Financial Statements
   Item  8.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure


PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
   Item 10.  Executive Compensation
   Item 11.  Security Ownership of Certain Beneficial Owners and Management
   Item 12.  Certain Relationships and Related Transactions
   Item 13.  Exhibits and Reports on Form 8-K

   Financial Statements

SIGNATURES

                                    PART I


Item 1. Description of Business.

General

     HDF, Inc. (the "Company") was incorporated under the laws of the State of Colorado on April 21, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     The Company's business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's sole officer and director has a number of contacts within the field of corporate finance may be deemed to be an affiliate of another public shell corporation.
As a result, he has had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a public shell company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with the Company.

     It is anticipated that the Company's sole officer and director will contact broker-dealers and other persons with whom he is acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange. (See "Investigation and Selection of Business Opportunities," below.) The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

     Depending upon the nature of the transaction, the current sole officer and director of the Company may resign his management positions with the Company in connection with the Company's acquisition of a business opportunity. (See "Form of Acquisition" and "Risk Factors - The Company - Lack of Continuity in Management," below) In the event of such resignations, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its sole officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. The Company has no plans, understandings, agreements or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its sole officer or director is currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

                  1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

                  2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

                  3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by the director to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion or new products;

     2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission

     4. Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     5. The extent to which the business opportunity can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

     In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion), (ii) have a market capitalization of $50 million ($35 million for continued inclusion), or (iii) have net income (in the latest fiscal year or 2 of the last 3 fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements:
(i) 1 million shares in the public float (500,000 for continued inclusion), (ii) $5 million of market value of the public float ($1 million for continued inclusion), (iii) a minimum bid price of $4 ($1 for continued inclusion), (iv)
3 market makers (2 for continued inclusion), (v) 300 (round lot) shareholders,
(vi) an operating history of 1 year or market capitalization of $50 million, and
(vii) certain corporate governance standards. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officer and director may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and which believe that the possible prior existence of a public market for their securities would be beneficial and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and which believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing director may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock ("Common Stock") or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986 (the "Internal Revenue Code") depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current sole officer and director and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its sole officer and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Securities Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Securities Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

     The Company currently maintains a mailing address at 1050 Seventeenth Street, Suite 1700, Denver, Colorado 80265, which is the office address of its legal counsel and its sole officer and director. The Company's telephone number is (303) 292-3883. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision of whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's sole officer prior to, or in conjunction with, the completion of a business acquisition.

Item 2 - Description of Property

The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable.

Since its inception, the Company has operated from the offices of its sole officer and director, who is also legal counsel to the Company, Schlueter & Associates, P.C., at 1050 Seventeenth Street, Suite 1700, Denver, Colorado 80265. This space is provided to the Company on a rent free basis by Schlueter & Associates, P.C., counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Item 3 - Legal Proceedings

The Company is not aware of any material pending litigation to which the Company is or may be a party, nor is it aware of any pending or contemplated proceedings against it by governmental authorities. The Company knows of no legal proceedings pending or threatened, or judgments entered against, any director or officer of the Company, or legal proceeding to which any director, officer or security holder of the Company is a party adverse to, or has a material interest adverse to, the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of the Company's shareholders through the substitution of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5 - Market For Common Equity and Related Stockholder Matters

There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Market Price

     The Company's Common Stock is not quoted at the present time.


Holders

     There are three holders of the Company's Common Stock. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act.

Dividends

     The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

Since April 21, 1997 (the date of the Company's formation), the Company has sold its Common Stock to the persons listed in the table below in transactions summarized as follows:

                            Date of        Shares       Aggregate         Purchase
         Name                 Sale       Purchased      Purchase Price    Price per Share
         ----                 ----       ---------      --------------    ---------------
Frederick A. Huttner        4/22/97       500,000        $500.00(1)        $0.001
                            3/31/98       250,000        $250.00           $0.001
                            4/23/98       250,000        $250.00           $0.001

Henry F. Schlueter          4/22/97       500,000        $500.00(1)        $0.001
                            3/27/98       500,000        $500.00           $0.001

David J. Gregarek           4/22/97       500,000        $500.00(1)        $0.001
                            3/27/98       500,000        $500.00           $0.001
------------------------------


(1) Consideration consisted of pre-incorporation services, valued at $500.00, rendered to the Company for investigating and developing the Company's proposed business plan and capital structure and for completing the organization and incorporation of the Company.

All of the listed sales were made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act. Based upon Purchaser Questionnaires completed by each of the subscribers and the pre-existing relationship between the subscribers and the Company's sole officer and director, the Company had reasonable grounds to believe, immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in the Company's transfer records. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

Item 6 - Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See the Financial Statements included herewith. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-QSB's or 10-KSB's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. With respect to legal matters, each of the officers and directors has engaged Mr. Schlueter to represent them as counsel in the past, and management expects to continue to engage Mr. Schlueter as counsel to the Company. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements, any public offerings or off-shore offerings under Regulation S adopted under the Securities Act to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company (i.e., Messrs. David Gregarek and Frederick A. Huttner) and the Company's counsel, Henry F. Schlueter, and his wife (collectively the "Lending Parties") have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans. There has been no specific agreement upon a dollar cap of any such loans by the Lending Parties. Further, the Lending Parties recognize that the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. The Lending Parties have agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner on, consummation of a proposed transaction. If the prospective merger or acquisition candidate has insufficient capital with which to repay any such loans or advances, or does not want to use its capital to repay any such loans or advances, the Lending Parties may be required to convert such loans or advances into stock. The Lending Parties may under such circumstances agree to convert any such advances or loans into stock in whole or in part rather than being repaid by the acquisition candidate. Further, the Lending Parties may desire to convert such advances or loans into stock even if the prospective merger or acquisition candidate is willing to repay such loans or advances, in which case the equity ownership of other shareholders would be diluted.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. It is management's present intention to make all reasonable efforts to afford all shareholders of the Company the opportunity to sell their shares upon similar terms and conditions of sale as are negotiated by the officers and directors of the Company for the sale of their own shares. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state securities laws.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a shell company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiating strength of the Company and such other management.

With respect to any merger or acquisition, negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders. If required to do so under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a proxy statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.


Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders of which $422 remains.. Consequently, the Company's balance sheet as of April 30, 1999, reflects current assets of $ 422 in the form of cash, and total assets of $ 422 with current liabilities of $1,434.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from April 21, 1997 (inception) through April 30, 1999 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period.

For the current fiscal year, the Company incurred a loss in the amount of $2,514 compared to a loss of $1,498 in the previous period. The increase in operating expenses of $1,034 was a result of organizational expenses, expenses associated with registration under the Exchange Act. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     Need for Additional Financing

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

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.



Item 7 - Financial Statements

The audited financial statements of the Company, and related notes thereto, as of April 30, 1999, and for the years ended December 31, 1999 and 1998, accompanied by the independent auditors' report, are included herewith at pages F-1 to F-12.

Item 8 - Changes in and Disagreements with Accountants on Accounting and; Financial Disclosure

The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Officers, Directors, Promoters and Parents

     The officers and directors of the Company are as follows:

         Name                      Position                             Age
         ----                      --------                             ---

Henry F. Schlueter         President and Sole Director                  48

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

     Henry F. Schlueter has served as the Company's sole officer and director since April 21, 1997. Since 1992, Mr. Schlueter has been the managing director of Schlueter & Associates, P.C., a law firm, practicing in the areas of securities, mergers and acquisitions, finance and corporate law. From 1989 to 1991, prior to establishing Schlueter & Associates, P.C., Mr. Schlueter was a partner in the Denver, Colorado office of Kutak Rock (formerly Kutak, Rock & Campbell), and from 1984 to 1989, he was a partner in the Denver office of Nelson & Harding. Mr. Schlueter is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPA's, the Colorado and Denver Bar Associations and the Wyoming State Bar. Mr. Schlueter received his law degree from the University of Wyoming College of Law in 1978.

Compliance with Section 16(a) of the Exchange Act

     Management believes that all applicable filings were made in compliance with Section 16(a) of the Exchange Act.

Conflicts of Interest

     The Company's sole officer and director is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as officers and directors of the Company. Insofar he is engaged in other business activities, he will devote only a minor amount of time to the Company's affairs.

     Mr. Schlueter has been a director and principal shareholders in other blank check companies, and he may in the future become a shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to Mr. Schlueter acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Schlueter in the performance of his duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Schlueter's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10 - Executive Compensation

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, and, except as described below under Item 12, "Certain Relationships and Related Transactions," the Company paid no cash or non-cash compensation to any officer or director during the fiscal years ended April 30, 1999 or 1998. The Company's officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

The Company has no retirement, pension, profit sharing, stock option or insurance or medical reimbursement plans or programs covering its officers and directors, and does not contemplate implementing any such plans at this time.

No advances have been made or are contemplated by the Company to any of its officers or directors.

Item 11. - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by its sole executive officer and director and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group (one person).

                                       Number of
                                     Shares Owned            Percent of
     Name and Address                Beneficially            Class Owned
     ----------------                ------------            -----------

 Frederick A. Huttner
 13634 Taylor Crest Road
 Houston, Texas  77079                1,000,000                33-1/3%

 Henry F. Schlueter(1)
 1050 Seventeenth Street, Suite 1700
 Denver, Colorado  80265              1,000,000                33-1/3%

 David Gregarek
 71 Spyglass Drive
 Littleton, Colorado  80123           1,000,000                33-1/3%

 All directors and executive
 officers as a group (1 person)       1,000,000                33-1/3%

--------------------------------
(1)  The person listed is the sole officer and director of the Company.

     There are no outstanding options, warrants or rights to purchase securities from the Company.

Item 12 - Certain Relationships and Related Transactions

The Company issued to its sole officer and director, and to its other principal shareholders, a total of 1,500,000 shares of Common Stock as consideration for a total of $1,500.00 in services in the fiscal year ended April 30, 1998. The Company neither owns or leases any real or personal property. Office services are provided by an officer of the Company who also serves as the Company's corporate counsel. Turing the year ended April 30, 1999, the Company paid or accrued an aggregate of $1,434 for office services and professional fees related to the management of the Company.

Item 13 - Exhibits and Reports on Form 8-K

         (a)  Exhibits.

             Exhibit No.                         Description
             -----------                         -----------


                 27                      Financial Data Schedule

         (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K with respect to the fourth quarter of the fiscal year ended April 30, 1999.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HDF, INC.



Date August 16, 1999                         By: /s/  Henry F. Schlueter
     ---------------                             -----------------------
                                                 Henry F. Schlueter, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 16, 1999                         By: /s/  Henry F. Schlueter
     ---------------                             -------------------------------
                                                  Henry F. Schlueter, President

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
HDF, Inc.


We have audited the accompanying balance sheet of HDF, Inc. (a development stage company) as of April 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the and for each of the years in the two year period then ended and for the period from inception to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HDF, Inc. (a development stage company) as of April 30, 1999 and the results of its operations, and its cash flows for each of the years in the two year period then ended and for the period from inception to April 30, 1999 in conformity with generally accepted accounting principles.



                                        James E. Scheifley & Associates, P.C.
                                             Certified Public Accountants

Denver, Colorado
August 10, 1999

                                    HDF, Inc
                          (A Development Stage Company)
                                  Balance Sheet
                                 April 30, 1999

                                     ASSETS
                                     ------
Current assets:                                                           1998
                                                                        -------
  Cash                                                                  $   422
                                                                        -------
      Total current assets                                                  422

                                                                        $   422
                                                                        =======

                              STOCKHOLDERS' EQUITY
                              --------------------
Current liabilities:

Accounts payable - related party                                          1,434
                                                                        -------

Total current liabilities                                                 1,434

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value
  10,000,000 shares authorized                                             --

 Common stock, $.001 par value,
  20,000,000 shares authorized, 3,000,000 shares
  issued and outstanding                                                  3,000
 (Deficit) accumulated during
  development stage                                                      (4,012)
                                                                        -------
                                                                         (1,012)
                                                                        -------
                                                                        $   422
                                                                        =======




                 See accompanying notes to financial statements.



                                                  HDF, Inc
                                         (A Development Stage Company)
                                            Statement of Operations
                                     Years Ended April 30, 1999 and 1998 and
                         For the Period From Inception (April 21, 1997) to April 30, 1999

                                                    Year                    Year                 Period From
                                                    Ended                  Ended                Inception To
                                                  April 30,              April 30,                April 30,
                                                    1999                    1998                    1999
                                                 -----------             -----------            -------------

Operating expenses                                     2,534                   1,500                   4,034
                                                 -----------             -----------             -----------
(Loss from operations)                                (2,534)                 (1,500)                 (4,034)

Interest income                                           20                       2                      22
                                                 -----------             -----------             -----------
Net (loss)                                       $    (2,514)            $    (1,498)            $    (4,012)
                                                 ===========             ===========             ===========

Per share information:
 Basic (loss) per common share                   $     (0.00)            $     (0.00)            $     (0.00)
                                                 ===========             ===========             ===========

 Weighted average shares outstanding               3,000,000               3,000,000               3,000,000
                                                 ===========             ===========             ===========






                                 See accompanying notes to financial statements.




                                                        HDF, Inc
                                              (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity
                           For the Period From Inception (April 21, 1997) to April 30, 1999


                                                                                      Deficit
                                                   Common Stock                     Accumulated
                                           -----------------------------          During Develop-
               ACTIVITY                      Shares             Amount              ment Stage            Total
               --------                      ------             ------              ----------            -----

Balance at inception                            --             $    --             $    --              $    --

Shares issued for services
  April, 1997 @ $.001                      1,500,000               1,500               1,500
Shares issued for cash
  April, 1998 @ $.001                      1,500,000               1,500               1,500

Net (loss) for the period
 ended April 30, 1998                           --                  --                (1,498)              (1,498)
                                           ---------           ---------           ---------            ---------

Balance, April 30, 1998                    3,000,000               3,000              (1,498)               1,502

Net (loss) for the year
 ended April 30, 1999                           --                  --                (2,514)              (2,514)
                                           ---------           ---------           ---------            ---------

Balance, April 30, 1999                    3,000,000           $   3,000           $  (4,012)           $  (1,012)
                                           =========           =========           =========            =========





                                                  HDF, Inc
                                        (A Development Stage Company)
                                           Statement of Cash Flows
                                    Years Ended April 30, 1999 and 1998 and
                        For the Period From Inception (April 21, 1997) to April 30, 1999

                                                           Year                Year             Period From
                                                          Ended               Ended             Inception To
                                                         April 30,           April 30,           April 30,
                                                           1999                1998                1999
                                                         -------             -------            ---------

Net income (loss)                                        $(2,514)            $(1,498)            $(4,012)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                       --                 1,500               1,500
Changes in assets and liabilities:
    Increase (decrease) in accounts payable                1,434                --                 1,434
                                                         -------             -------             -------
  Total adjustments                                        1,434               1,500               2,934
  Net cash provided by (used in)
   operating activities                                   (1,080)                  2              (1,078)


Cash flows from financing activities:
   Common stock sold for cash                                250               1,250               1,500
                                                         -------             -------             -------
  Net cash provided by (used in)
   financing activities                                      250               1,250               1,500
                                                         -------             -------             -------

Increase (decrease) in cash                                 (830)              1,252                 422
Cash and cash equivalents,
 beginning of period                                       1,252                --                  --
                                                         -------             -------             -------
Cash and cash equivalents,
 end of period                                           $   422             $ 1,252             $   422
                                                         =======             =======             =======


                              See accompanying notes to financial statements.

                                    HDF, Inc
                          (A Development Stage Company)
                             Statement of Cash Flows
        For the Period From Inception (April 21, 1997) to April 30, 1999

                                             Year      Year         Period From
                                            Ended      Ended        Inception To
                                          April 30,   April 30,      April 30,
                                            1999        1998           1999
                                            ----        ----           ----


Supplemental cash flow information:
   Cash paid for interest                    $--        $--           $--
   Cash paid for income taxes                $--        $--           $--








                See accompanying notes to financial statements.

                                    HDF, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1. ORGANIZATION

The Company was incorporated on April 21, 1997, in the State of Colorado. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen April 30th as a fiscal year end.

     SIGNIFICANT ACCOUNTING POLICIES

Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments
The Company's short-term financial instruments consists of cash. The carrying amounts of the Company's financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period presented the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Net loss per share
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. When present, common stock equivalents are excluded from the computation if their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Cash and cash equivalents
Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Recent Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.


Note 2. STOCKHOLDERS' EQUITY

At inception, the Company issued 1,500,000 shares of common stock to its officers for services provided in connection with the organization of the Company. Fair value used for this transaction of $.001 per share is based upon the estimated value to the Company of the services provided. The value of the services has been charged to operations for the period ended April 30, 1998.

Additionally, the Company sold an aggregate of 1,500,000 to its officers for cash at $.001 per share during the period ended April 30, 1998. At April 30, 1998, $250 was due from an officer arising from the stock sale. The funds were received from the officer during May 1998.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the period presented due to a loss from operations.

The Company currently has a net operating loss carryforward aggregating approximately $4,000 which expires beginning in 2013 ($1,500) through 2014 ($2,500). The tax benefit of the loss, estimated to be approximately $600, has been fully reserved as its realization in future periods is not assured. During the year ended April 30, 1999, the reserve was increased by $375.


Note 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Office services are provided by an officer of the Company who also serves as the Company's corporate counsel. During the year ended April 30, 1999, the Company paid or accrued an aggregate $1,434 for such services and for professional fees related to management of the Company.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.