Form 10QSB
period 1999-07-31
HDF INC
filed 1999-09-14
CIK 1063261

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended:  July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                            --------------    ----------------

                         Commission file number 0-24401

                                    HDF, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                  84-1455320
   ------------------------------           ----------------------------------
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
                              Yes      No   X
                                 -----    -----

As of July 31, 1999, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes          No    X
                                                    -----        -----

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by HDF, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1999, included in the Company's Form 10K-SB.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations

     During the period from April 21, 1997 (inception) through July 31, 1999, the Company has engaged in no significant operations other than organizational activities, general administration and registering its securities under the Exchange Act. Expenses increased by $600 in the period ended 1999 as compared to 1998. The increase in expenses arose from an increase in professional fees. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of normal operational expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders. Consequently, the Company's balance sheet as of July 31, 1999, reflects current assets of $394 in the form of cash, total assets of $394 and current liabilities of $3187.

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

     The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                                    HDF, Inc
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                  July 31, 1999

                                     Assets
Current assets:
  Cash                                                    $  394
                                                          ------
    Total current assets                                               $  394
                                                                       ------

                                                                       $  394
                                                                       ======

                      Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable, trade                                 $1,561
  Accounts payable, related party                          1,626
                                                          ------
    Total current liabilities                                          $3,187

Stockholder's equity:
  Preferred stock; 10,000 shares authorized;
  $0.001 par value; none issued or outstanding

  Common stock, 20,000,000 shares authorized,
  $0.001 par value; 3,000,000 shares issued
  and outstanding                                          3,000

  Deficit accumulated during development stage            (5,793)
                                                          ------
    Total stockholder's equity                                         (2,793)
                                                                       ------
                                                                       $  394
                                                                       ======




        See accompanying notes to these financial statements and item 1.



                                   HDF, Inc.
                          (A Development Stage Company)
           Statement of Operations for the Three Months Ended July 31,
             1999 and 1998 And Cumulative Since inception (April 21,
                             1997) to July 31, 1999
                                   (Unaudited)


                                                                     Period From
                                                                     Inception To
                                                                       July 31,
                                           1999           1998          1999
                                       -----------    -----------    ------------

Operating expenses                     $     1,783    $     1,178    $     5,817
                                       -----------    -----------    -----------
(Loss from operations)                      (1,783)        (1,178)        (5,817)

Interest income                                  3              9             25
                                       -----------    -----------    -----------
Net (loss)                             ($    1,780)   ($    1,169)   ($    5,792)
                                       ===========    ===========    ===========

Per share information:
 Basic (loss) per common share         $     (0.00)   $     (0.00)   $     (0.00)
                                       ===========    ===========    ===========


 Weighted average shares outstanding     3,000,000      3,000,000      3,000,000
                                       ===========    ===========    ===========




        See accompanying notes to these financial statements and item 1.






                                           HDF, Inc.
                                 (A Development Stage Company)
                   Statement of Cash Flows for the Three Months Ended July 31,
                     1999 and 1998 And Cumulative Since inception (April 21,
                                    1997) to July 31, 1999
                                          (Unaudited)

                                                                                                Period From
                                                                                                Inception To
                                                          July 31,            July 31,            July 31,
                                                            1999                1998                1999
                                                          --------            --------         --------------

Net income (loss)                                         ($1,780)            ($1,169)            ($5,792)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                           0                   0               1,500
Changes in assets and liabilities:
    Increase (decrease) in accounts payable                 1,752                 168               3,186
                                                          -------             -------             -------
  Total adjustments                                         1,752                 168               4,686
  Net cash provided by (used in)
   operating activities                                       (28)             (1,001)             (1,106)
                                                          -------             -------             -------


Cash flows from financing activities:
   Common stock sold for cash                                   0                 250               1,500
                                                          -------             -------             -------
  Net cash provided by (used in)
   financing activities                                         0                 250               1,500
                                                          -------             -------             -------

Increase (decrease) in cash                                   (28)               (751)                394
Cash and cash equivalents,
 beginning of period                                          422               1,252                   0
                                                          -------             -------             -------
Cash and cash equivalents,
 end of period                                            $   394             $   501             $   394
                                                          =======             =======             =======




                See accompanying notes to these financial statements and item 1.




                                   HDF, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1.  Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at July 31, 1999 and the results of operations for the three month period ended July 31, 1999 and 1998 and the statement of cash flows for the three months ended July 31, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to July 31, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended April 30, 1999, previously filed with the U.S. Securities and Exchange Commission.


Note 2. Organization

The Company was incorporated on April 21, 1997, in the State of Colorado. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen April 30th as a fiscal year end.

Note 3. Earnings per share

The loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. When present, common stock equivalents are excluded from the computation if their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

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

     (a) Exhibits
         --------

                  No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K
         -------------------

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HDF, INC.


Date: September 13, 1999             /s/ Henry F. Schlueter
                                     -------------------------------------------
                                     Henry F. Schlueter, President, Secretary,
                                     Treasurer and Director