Form 10QSB
period 1999-10-31
HDF INC
filed 1999-12-15
CIK 1063261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549              SEC FILE NUMBER
                                                                    000-24401

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING




(Check One):[ ]Form 10-K and Form 10-KSB [ ]Form 20-F [ ]Form 11-K [X]Form 10-Q and Form 10-QSB [ ]Form N-SAR

         For Period Ended: October 31, 1999

         [ ] Transition Report on Form 10-K
         [ ] Transition Report on Form 20-F
         [ ] Transition Report on Form 11-K
         [ ] Transition Report on Form 10-Q
         [ ] Transition Report on Form N-SAR

         For the Transition Period Ended: Not Applicable
--------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
     Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.
--------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Not Applicable


Part I--Registrant Information


         Full Name of Registrant:  HDF, Inc.

         Former Name if Applicable:  Not Applicable

         Address of Principal Executive Office: 1050 17th Street, #1700
                                                Denver, Colorado  80265

Part II--Rules 12b-25 (b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X]    (a)    The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]    (b)    The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ]    (c)    The  accountant's  statement or other exhibit required by
Rule 12b-25(c) has been attached if applicable.


Part III--Narrative

     State below in reasonable detail the reasons why Form 10-K and Form 10-KSB, 20-F, 11-K, 10-Q and Form 10-QSB, N-SAR, or the transition report or portion thereof could not be filed within the prescribed period.

     The Registrant is unable to file its Quarterly Report on Form 10-QSB for the period ended October 31, 1999 within the prescribed period because the Registrant's principal officer has been unable to complete all work necessary for a complete and accurate filing.


Part IV--Other Information

     (1) Name and telephone number of person to contact in regard to this notification

    Henry F. Schlueter, Esq.           303               292-3883
--------------------------------------------------------------------------------
          (Name)                   (Area Code)        Telephone Number

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                                  [X] Yes [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                                  [ ] Yes [X] No

     If so, attach an explanation of the anticipated change, both in narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



                                    HDF, INC.
                   ------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 15, 1999                    By: /s/ Henry F. Schlueter
                                               ---------------------------------
                                               Henry F. Schlueter, President




INSTRUCTION: The form may be signed by an executive officer of the Registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the Registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the Registrant shall be filed with the form.