Form 10QSB
period 1999-10-31
HDF INC
filed 1999-12-29
CIK 1063261

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: October 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

                         Commission file number 0-24401

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

As of October 31, 1999, 3,000,000 shares of common stock were outstanding.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Results of Operations

     During the period from April 21, 1997 (inception) through October 31, 1999, the Company has engaged in no significant operations other than organizational activities, general administration and registering its securities under the Securities Exchange Act of 1934, as amended. Expenses increased by $500 in the period ended 1999 as compared to 1998. The increase in expenses arose from an increase in professional fees. No revenues were received by the Company during this period.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in the amount of $1,500 from the sale of stock to its three existing shareholders. Consequently, the Company's balance sheet as of October 31, 1999, reflects current assets of $1,993 in the form of cash, total assets of $1,998 and current liabilities of $4,816.

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

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

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

The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

                                    HDF, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                October 31, 1999

          Assets
Current assets:
  Cash                                                                  $ 1,998
                                                                        -------
    Total current assets                                                  1,998
                                                                        -------
Total Assets                                                            $ 1,998
                                                                        =======

          Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                               $ 1,560
  Accounts payable, related party                                         3,256
                                                                        -------
    Total current liabilities                                           $ 4,816

Stockholder's equity:
  Preferred stock; 10,000 shares authorized; $0.001 par value; none issued or outstanding

  Common stock, 20,000,000 shares authorized, $0.001 par
  value; 3,000,000 shares issued and outstanding                          3,000

  Deficit accumulated during development stage                           (5,818)
                                                                        -------
    Total shareholders' equity                                           (2,818)
                                                                        -------
Total Liabilities and Shareholders' Equity                              $ 1,998
                                                                        =======


        See accompanying notes to these financial statements and item 1.


                                                  HDF, Inc.
                                        (A Development Stage Company)
                        Statement of Operations for the Three and Six Months Ended
                         October 31, 1999 and 1998 And Cumulative Since inception
                                   (April 21, 1997) to October 31, 1999
                                                 (Unaudited)

                                                                                                   Inception
                                                                                                   (April 21,
                                                                                                     1997)
                                          Three Months Ended             Six Months Ended           Through
                                          1999           1998           1999           1998          1999
                                      ------------------------------------------------------------------------
Costs and expenses:
  General and administrative          $        30    $     1,296    $     1,812    $     2,474    $     5,846
                                      ------------------------------------------------------------------------

Loss from operations                          (30)        (1,296)        (1,812)        (2,474)        (5,846)

Interest income                                 4              4              7             13             28
                                     -------------------------------------------------------------------------

Net (Loss)                            $       (26)   $    (1,292)   $    (1,805)   $    (2,461)   $    (5,818)
                                     =========================================================================

Net (Loss) per share                  $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                     =========================================================================

Weighted average shares outstanding     3,000,000      3,000,000      3,000,000      3,000,000      3,000,000
                                     =========================================================================





                         See accompanying notes to these financial statements and item 1.


                                    HDF, Inc.
                          (A Development Stage Company)
          Statement of Cash Flows for the Six Months Ended October 31,
             1999 and 1998 And Cumulative Since inception (April 21,
                            1997) to October 31, 1999
                                   (Unaudited)

                                                                           Inception
                                                                           (April 21,
                                                                              1997)
                                                       Six Months Ending     Through
                                                        1999       1998       1999
                                                      -----------------------------


Cash flows from operating activities:
  Net income (loss)                                   $(1,805)   $(2,461)   $(5,818)

    Adjustments to reconcile net income to
    net cash provided by operating activities

  Services provided for common stock                                          1,500

Net cash provided by (used in) operating
    activities                                         (1,805)    (2,461)    (4,318)
                                                      -----------------------------

Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                                  3,382      1,434      4,816
                                                      -----------------------------
       Total adjustments                                3,382      1,434      4,816
                                                      -----------------------------
Net cash provided by (used in) operating activities     1,577     (1,027)       498
                                                      -----------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                 250      1,500
                                                      -----------------------------
Net cash provided by (used in) investing activities         0        250      1,500
                                                      -----------------------------

Increase (decrease) in cash                             1,577       (777)     1,998

Cash and cash equivalents, beginning of
the period                                                421      1,252          0

                                                      -----------------------------
Cash and cash equivalents, end of the period          $ 1,998    $   475    $ 1,998
                                                      =============================




        See accompanying notes to these financial statements and item 1.


                                    HDF, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1. Basis of Presentation

   In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at October 31, 1999 and the results of operations for the three and six month period ended October 31, 1999 and 1998 and the statement of cash flows for the three and six months ended October 31, 1999 and 1998 and the statements of operations and cash flows cumulative since inception to October 31, 1999. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended April 30, 1999, previously filed with the U.S. Securities and Exchange Commission.

Note 2 Organization

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

                                           HDF, INC.


Date: December 22, 1999                    /s/ Henry F. Schlueter
                                           ----------------------
                                           Henry F. Schlueter, President,
                                           Secretary, Treasurer and Director